Form 10-K
period 2001-12-31
WELLS FARGO STUDENT LOANS RECEIVABLES I LLC
filed 2002-03-29
CIK 1158916

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1954
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended:  December 31, 2001
                                 -----------------

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                   -------------    ------------

                       Commission file number 333-69218
                                              ---------

               Wells Fargo Student Loans Receivables I, LLC (as
               depositor under the Trust Agreement, dated as of
                         November 1, 2001, which forms
                     Wells Fargo Student Loan Trust 2001-1

                 Wells Fargo Student Loans Receivables I, LLC
                 --------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


             Delaware                                     41-2020536
-------------------------------               ---------------------------------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

       Wells Fargo Center
       Sixth and Marquette
       Minneapolis, Minnesota                               55479
----------------------------------------      ---------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:   (612) 667-1234
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No
                                                  ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: Not applicable
                                          --------------

State the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2001: Not applicable
                                       --------------

DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                               *       *       *


     This Annual Report on Form 10-K (the "Report") is filed with respect to Wells Fargo Student Loan Trust 2001-1 (the "Trust"), a statutory business trust formed under the laws of the State of Delaware pursuant to a Trust Agreement, dated as of November 1, 2001 (the "Trust Agreement"), between registrant (referred to herein as the "Company") and Bank One, National Association, as eligible lender trustee (the "Eligible Lender Trustee"). The Trust issued $554,147,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, and B (the "Notes") pursuant to an Indenture, dated as of November 1, 2001 (the "Indenture"), between the Trust and JPMorgan Chase Bank, as indenture trustee (the "Indenture Trustee"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the letter relief granted by the staff of SEC to other companies in similar circumstances (collectively, the "Relief Letters").

                                    PART I


ITEM 1.  BUSINESS

         Not applicable in reliance on the Relief Letters.

ITEM 2.  PROPERTIES

         Not applicable in reliance on the Relief Letters.

ITEM 3.  LEGAL PROCEEDINGS

         There were no material pending legal proceedings relating to the Trust to which any of the Trust, the Indenture Trustee, the Eligible Lender Trustee, Wells Fargo Bank South Dakota, National Association, as Servicer, or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of Noteholders, and no Noteholder consent was solicited during the fiscal year covered by this Report.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          (a)  There is no established public trading market for the Notes.

          (b) At December 31, 2001, there were less than 300 holders of record of each Class of the Notes.

ITEM 6.   SELECTED FINANCIAL DATA

          Not applicable in reliance on the Relief Letters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Not applicable in reliance on the Relief Letters.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Not applicable in reliance on the Relief Letters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Not applicable in reliance on the Relief Letters.

ITEM 11.  EXECUTIVE COMPENSATION

          Not applicable in reliance on the Relief Letters.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Not applicable in reliance on the Relief Letters.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not applicable in reliance on the Relief Letters.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)       (1)  Not applicable.

               (2)  Not applicable.

               (3)  The required exhibits are as follows:

                                   Exhibit 3: Copy of Company's Limited
                    Liability Company Agreement (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-69218)).

                                   Exhibit 4.1: Indenture, dated as of
                    November 1, 2001 between Wells Fargo Student Loan Trust 2001-1 and JPMorgan Chase Bank.

                                   Exhibit 4.2: Trust Agreement, dated as of
                    November 1, 2001, between the Company and Bank One, National Association.

                                   Exhibit 4.3: Servicing Agreement, dated as
                    of November 1, 2001, among Wells Fargo Student Loan Trust 2001-1, Wells Fargo Bank South Dakota, National Association, the Company and JPMorgan Chase Bank.

                                   Exhibit 4.4: Loan Sale Agreement, dated as
                    of November 1, 2001, among Wells Fargo Student Loan Trust 2001-1, Wells Fargo Bank South Dakota, National Association, Wells Fargo Student Loans Receivables I, LLC and Bank One, National Association.

                                   Exhibit 4.5: Administration Agreement,
                    dated as of November 1, 2001, among Wells Fargo Student Loan Trust 2001-1, Wells Fargo Bank Minnesota, National Association and JPMorgan Chase Bank.

          (b) Current Reports on Form 8-K filed during the quarter ending December 31, 2001:

          Date                                   Items Reported
          ----                                   --------------

          November 14, 2001             Form of T-1 Statement of Eligibility of
                                        Indenture Trustee

          December 13, 2001             Issuance of the Notes, and final forms
                                        of the items listed as exhibits
                                        relating to the Notes.

          (c)  See subparagraph (a)(3) above.

          (d)  Not applicable.  See the Relief Letters.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Noteholders. See the Relief Letters.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, in the capacities and on the dates indicated.

                               WELLS FARGO STUDENT LOAN
                               TRUST 2001-1

                               By:  Wells Fargo Bank South Dakota, National
                                    Association,
                                    as Servicer*

                               By:     /s/ Jon A. Veenis
                                    ----------------------------------------
                                    Name:  Jon A. Veenis
                                    Title: President, Educational Financial
                                           Services

                               Date:  March 29, 2002

























----------------

*        This Report is being filed by the Servicer on behalf of the Trust.
         The Trust does not have any officers or directors.

                                 EXHIBIT INDEX


                                                                    Sequential
Exhibit     Document                                               Page Number
-------     --------                                               -----------


3                Company's Limited Liability Company Agreement
            (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-69218)) *

4.1              Indenture (Filed as part of the Company's Current
            Report on Form 8-K dated December 13, 2001) *
4.2              Trust Agreement (Filed as part of the Company's
            Current Report on Form 8-K dated December 13 2001) *
4.3              Servicing Agreement (Filed as part of the Company's
            Current Report on Form 8-K dated December 13, 2001) *
4.4              Loan Sale Agreement (Filed as part of the Company's
            Current Report on Form 8-K dated December 13, 2001) *
4.5              Administration Agreement Guaranty Insurance Policy
            (Filed as part of the Company's Current Report on Form 8-K dated December 13, 2001) *















------------

*        Incorporated herein by reference.